Form 10-K
period 2017-12-31
BANK 2017-BNK7
filed 2018-03-22
CIK 1714679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206677-18

Central Index Key Number of the issuing entity: 0001714679

BANK 2017-BNK7

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001577313

National Cooperative Bank, N.A.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4046675 38-4046676 38-7187313 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 222 Second Street Mortgage Loan, the University Center Chicago Mortgage Loan, the Westin Building Exchange Mortgage Loan, the Mall of Louisiana Mortgage Loan and the Raleigh Marriott City Center Mortgage Loan, which constituted approximately 9.1%, 7.1%, 5.6%, 5.4% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 222 Second Street Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the University Center Chicago Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Westin Building Exchange Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Mall of Louisiana Mortgage Loan which is an asset of the issuing entity and eight other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity and (e) with respect to the Raleigh Marriott City Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 222 Second Street Mortgage Loan, the University Center Chicago Mortgage Loan, the Westin Building Exchange Mortgage Loan, the Mall of Louisiana Mortgage Loan and the Raleigh Marriott City Center Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the General Motors Building Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The General Motors Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the General Motors Building Mortgage Loan and thirty-three other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the BXP Trust 2017-GM transaction (the “BXP 2017-GM Transaction”). This loan combination, including the General Motors Building Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BXP 2017-GM Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the BXP 2017-GM Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the BXP 2017-GM Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the First Stamford Place Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The First Stamford Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the First Stamford Place Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of this loan combination was securitized in the JPMCC Commercial Mortgage Securities Trust 2017-JP7 transaction, Commission File Number 333-206361-11 (the “JPMCC 2017-JP7 Transaction”). This loan combination, including the First Stamford Place Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 411 East Wisconsin Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The 411 East Wisconsin Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 411 East Wisconsin Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of this loan combination was securitized in the Citigroup Commercial Mortgage Trust 2017-B1 transaction, Commission File Number 333-207132-13 (the “CGCMT 2017-B1 Transaction”). This loan combination, including the 411 East Wisconsin Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2017-B1 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2017-B1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2017-B1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Corporate Woods Portfolio Mortgage Loan, which constituted approximately 5.8% of the asset pool of the issuing entity as of its cut-off date.  The Corporate Woods Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Corporate Woods Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Corporate Woods Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Corporate Woods Portfolio loan combination in the Citigroup Commercial Mortgage Trust 2017-P8 transaction, Commission File Number 333-207132-14 (the “CGCMT 2017-P8 Transaction”).  After the closing of the CGCMT 2017-P8 Transaction on September 29, 2017, this loan combination, including the Corporate Woods Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CGCMT 2017-P8 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CGCMT 2017-P8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2017-P8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Place B4 Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Place B4 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Place B4 Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Moffett Place B4 Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Moffett Place B4 loan combination in the JPMDB Commercial Mortgage Securities Trust 2017-C7 transaction, Commission File Number 333-206361-12 (the “JPMDB 2017-C7 Transaction”).  After the closing of the JPMDB 2017-C7 Transaction on October 31, 2017, this loan combination, including the Moffett Place B4 Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMDB 2017-C7 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the JPMDB 2017-C7 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMDB 2017-C7 Transaction.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the General Motors Building Mortgage Loan and the First Stamford Place Mortgage Loan, the primary servicer of the Corporate Woods Portfolio Mortgage Loan and the 411 East Wisconsin Mortgage Loan and the certificate administrator of the Moffett Place B4 Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the General Motors Building Mortgage Loan and the First Stamford Place Mortgage Loan and the custodian of the Moffett Place B4 Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Corporate Woods Portfolio Mortgage Loan, the Moffett Place B4 Mortgage Loan and the First Stamford Place Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. is the certificate administrator of the Corporate Woods Portfolio Mortgage Loan and the certificate administrator and custodian of the 411 East Wisconsin Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Citibank, N.A. and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Citibank, N.A. is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Citibank, N.A. because Citibank, N.A. is an unaffiliated servicer servicing less than 10% of pool assets.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the General Motors Building Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan and the First Stamford Place Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the BXP 2017-GM Transaction, the pooling and servicing agreement for the CGCMT 2017-P8 Transaction and the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the General Motors Building Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan and the First Stamford Place Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by the certificate administrator under the Corporate Woods Portfolio Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and the primary servicer under the General Motors Building Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan, the 411 East Wisconsin Mortgage Loan and the First Stamford Place Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the First Stamford Place Mortgage Loan, the 411 East Wisconsin Mortgage Loan, the Moffett Place B4 Mortgage Loan, the General Motors Building Mortgage Loan and the Corporate Woods Portfolio Mortgage Loan (i)  the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC, as special servicer of the First Stamford Place Mortgage Loan, LNR Partners, LLC, as special servicer of the 411 East Wisconsin Mortgage Loan, Deutsche Bank Trust Company Americas, as trustee and custodian of the 411 East Wisconsin Mortgage Loan, Trimont Real Estate Advisors, LLC, as operating advisor of the 411 East Wisconsin Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer and special servicer of the Moffett Place B4 Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii)  the servicer compliance statements of AEGON USA Realty Advisors, LLC, as special servicer of the General Motors Building Mortgage Loan, CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan, LNR Partners, LLC, as special servicer of the 411 East Wisconsin Mortgage Loan, KeyBank National Association, as special servicer of the Corporate Woods Portfolio Mortgage Loan,  Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer and special servicer of the Moffett Place B4 Mortgage Loan and Citibank, N.A., as Certificate Administrator of the 411 East Wisconsin Mortgage Loan and the Corporate Woods Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee, CWCapital Asset Management LLC, as special servicer, Citibank, N.A., as certificate administrator and as custodian, Deutsche Bank Trust Company Americas, as certificate administrator, as custodian and as trustee and KeyBank National Association, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

Citibank, N.A. (“Citibank”) is acting as certificate administrator and as custodian of the CGCMT 2017-P8 Transaction and as certificate administrator of the CGCMT 2017-B1 Transaction.  In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York (“SDNY”) asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. As to the one remaining trust at issue, on April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but  allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for a failed financial institution, filed a civil action against Citibank in the SDNY.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act.  Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted Citibank’s motion to dismiss the complaint without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as  certificate administrator and custodian under the CGCMT 2017-P8 pooling and servicing agreement and the certificate administrator under the CGCMT 2017-B1 pooling and servicing agreement relating to this CMBS transaction.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (“TIA”), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers.  On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint.  On January 26, 2018, Plaintiffs filed a motion for class certification.  The parties are currently briefing the motion.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  On January 17, 2018, Plaintiffs filed a motion for class certification.  The parties are currently briefing the motion.  Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as trustee under the CGCMT 2017-B1 pooling and servicing agreement relating to this transaction.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on September 28, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the General Motors Building Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BXP 2017-GM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BXP 2017-GM Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BXP 2017-GM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the First Stamford Place Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2017-JP7 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2017-JP7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 411 East Wisconsin Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2017-B1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2017-B1 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2017-B1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Corporate Woods Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2017-P8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2017-P8 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2017-P8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Place B4 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMDB 2017-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMDB 2017-C7 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMDB 2017-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association ("Wells Fargo") attached to this Annual Report on Form 10-K as Exhibit 35.23 with respect to the General Motors Building Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BXP 2017-GM Transaction, discloses the following failure to comply with the trust and servicing agreement for the BXP 2017-GM Transaction:

The July 13, 2017 distribution (the "July Distribution"), due to holders of certificates of the BXP Trust 2017-GM, Commercial Mortgage Pass-Through Certificates, Series 2017-GM, was made eight days late on July 21, 2017 by Wells Fargo. The inadvertent delay in the required distribution, consisting of approximately $4.45 million, was because of a human error in the verification of payment data from internal systems. The error resulted in a delay in the release of the payment information to the payment processing system. The impact of this error was limited to the July Distribution.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer,  (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of June 9, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of July 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of June 30, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, Deutsche Bank AG, acting through its New York Branch, as Initial Note A-2 Holder and Initial Note B-2 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder and Initial Note B-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-4 Holder and Initial Note B-4 Holder and Cantor Commercial Real Estate Lending, L.P., as Initial CCRE Note Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of August 30, 2017, by and between Bank of America, N.A., Initial Note A-1 Holder, Bank of America, N.A., Initial Note A-2 Holder and Bank of America, N.A., Initial Note A-3 Holder,  (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of July 20, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of September 7, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1-A Holder, Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of September 5, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of September 5, 2017, by and between Bank of America, N.A., as Note A-1 Holder and Note A-2 Holder, Citi Real Estate Funding Inc., as Note A-3-1 Holder, Note A-3-2 Holder and Note A-4 Holder, and Barclays Bank PLC, as (Note A-5-1 Holder, Note A-5-2 Holder, Note A-6 Holder and Note A-7 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of July 13, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of August 29, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, Deutsche Bank AG, New York Branch, as Note A-2 Holder, Deutsche Bank AG, New York Branch, as Note A-3 Holder and Deutsche Bank AG, New York Branch, as Note A-4 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of July 31, 2017, among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-B Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-C Holder, Wells Fargo Bank, National Association, as Initial Note A-2-A Holder and Wells Fargo Bank, National Association, as Initial Note A-2-B Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Pentalpha Surveillance LLC, as Operating Advisor

33.9         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10       National Tax Search, LLC, as Servicing Function Participant

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the 222 Second Street Mortgage Loan (see Exhibit 33.1)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the 222 Second Street Mortgage Loan (see Exhibit 33.3)

33.13       Wilmington Trust, National Association, as Trustee of the 222 Second Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the 222 Second Street Mortgage Loan (see Exhibit 33.6)

33.15       Wells Fargo Bank, National Association, as Custodian of the 222 Second Street Mortgage Loan (see Exhibit 33.7)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the 222 Second Street Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 33.9)

33.18       National Tax Search, LLC, as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the University Center Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the University Center Chicago Mortgage Loan (see Exhibit 33.6)

33.23       Wells Fargo Bank, National Association, as Custodian of the University Center Chicago Mortgage Loan (see Exhibit 33.7)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the University Center Chicago Mortgage Loan (see Exhibit 33.8)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 33.9)

33.26       National Tax Search, LLC, as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.3)

33.29       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Building Exchange Mortgage Loan (see Exhibit 33.6)

33.31       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 33.7)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 33.8)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.9)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.1)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.3)

33.37       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 33.6)

33.39       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.8)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.9)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.10)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.1)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.3)

33.45       Wilmington Trust, National Association, as Trustee of the Raleigh Marriott City Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.6)

33.47       Wells Fargo Bank, National Association, as Custodian of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.7)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.8)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.9)

33.50       National Tax Search, LLC, as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.10)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.1)

33.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan

33.53       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 33.6)

33.55       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.7)

33.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.9)

33.57       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.10)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.1)

33.59       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 33.6)

33.62       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.7)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.8)

33.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.9)

33.65       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.10)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan (see Exhibit 33.1)

33.67       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Citibank, N.A., as Certificate Administrator of the 411 East Wisconsin Mortgage Loan

33.70       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 33.9)

33.72       National Tax Search, LLC, as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 33.10)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.1)

33.74       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan

33.75       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Citibank, N.A., as Certificate Administrator and Custodian of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.69)

33.77       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.8)

33.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.9)

33.79       National Tax Search, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.10)

33.80       U.S. Bank, National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

33.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place B4 Mortgage Loan (see Exhibit 33.6)

33.84       Wells Fargo Bank, National Association, as Custodian of the Moffett Place B4 Mortgage Loan (see Exhibit 33.7)

33.85       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place B4 Mortgage Loan (see Exhibit 33.8)

33.86       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Place B4 Mortgage Loan (see Exhibit 33.9)

33.87       National Tax Search, LLC, as Servicing Function Participant of the Moffett Place B4 Mortgage Loan (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Pentalpha Surveillance LLC, as Operating Advisor

34.9         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10       National Tax Search, LLC, as Servicing Function Participant

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the 222 Second Street Mortgage Loan (see Exhibit 34.1)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the 222 Second Street Mortgage Loan (see Exhibit 34.3)

34.13       Wilmington Trust, National Association, as Trustee of the 222 Second Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the 222 Second Street Mortgage Loan (see Exhibit 34.6)

34.15       Wells Fargo Bank, National Association, as Custodian of the 222 Second Street Mortgage Loan (see Exhibit 34.7)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the 222 Second Street Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 34.9)

34.18       National Tax Search, LLC, as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the University Center Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the University Center Chicago Mortgage Loan (see Exhibit 34.6)

34.23       Wells Fargo Bank, National Association, as Custodian of the University Center Chicago Mortgage Loan (see Exhibit 34.7)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the University Center Chicago Mortgage Loan (see Exhibit 34.8)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 34.9)

34.26       National Tax Search, LLC, as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.3)

34.29       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Building Exchange Mortgage Loan (see Exhibit 34.6)

34.31       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 34.7)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 34.8)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.9)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.1)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.3)

34.37       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 34.6)

34.39       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.8)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.9)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.10)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.1)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.3)

34.45       Wilmington Trust, National Association, as Trustee of the Raleigh Marriott City Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.6)

34.47       Wells Fargo Bank, National Association, as Custodian of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.7)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.8)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.9)

34.50       National Tax Search, LLC, as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.10)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.1)

34.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan

34.53       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 34.6)

34.55       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.7)

34.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.9)

34.57       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.10)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.1)

34.59       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 34.6)

34.62       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.7)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.8)

34.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.9)

34.65       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.10)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan (see Exhibit 34.1)

34.67       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Citibank, N.A., as Certificate Administrator of the 411 East Wisconsin Mortgage Loan

34.70       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 34.9)

34.72       National Tax Search, LLC, as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 34.10)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.1)

34.74       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan

34.75       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Citibank, N.A., as Certificate Administrator and Custodian of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.69)

34.77       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.8)

34.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.9)

34.79       National Tax Search, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.10)

34.80       U.S. Bank, National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

34.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place B4 Mortgage Loan (see Exhibit 34.6)

34.84       Wells Fargo Bank, National Association, as Custodian of the Moffett Place B4 Mortgage Loan (see Exhibit 34.7)

34.85       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place B4 Mortgage Loan (see Exhibit 34.8)

34.86       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Place B4 Mortgage Loan (see Exhibit 34.9)

34.87       National Tax Search, LLC, as Servicing Function Participant of the Moffett Place B4 Mortgage Loan (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 222 Second Street Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the 222 Second Street Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the 222 Second Street Mortgage Loan (see Exhibit 35.5)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the University Center Chicago Mortgage Loan (see Exhibit 35.5)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Building Exchange Mortgage Loan (see Exhibit 35.5)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 35.5)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 35.3)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 35.5)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan

35.22       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan

35.25       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 35.5)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan

35.28       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Citibank, N.A., as Certificate Administrator of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan

35.31       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Citibank, N.A., as Certificate Administrator of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Place B4 Mortgage Loan (see Exhibit 35.5)

99.1         Mortgage Loan Purchase Agreement, dated as of September 19, 2017, between Wells Fargo Bank, National Association, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of September 19, 2017, between Morgan Stanley Mortgage Capital Holdings LLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of September 19, 2017, between Bank of America, National Association, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.3to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of September 19, 2017, between National Cooperative Bank, N.A., as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 22, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer,  (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.2           Trust and Servicing Agreement, dated as of June 9, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of July 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of August 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of September 1, 2017, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 3, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 19, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of June 30, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, Deutsche Bank AG, acting through its New York Branch, as Initial Note A-2 Holder and Initial Note B-2 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder and Initial Note B-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-4 Holder and Initial Note B-4 Holder and Cantor Commercial Real Estate Lending, L.P., as Initial CCRE Note Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of August 30, 2017, by and between Bank of America, N.A., Initial Note A-1 Holder, Bank of America, N.A., Initial Note A-2 Holder and Bank of America, N.A., Initial Note A-3 Holder,  (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of July 20, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of September 7, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1-A Holder, Citi Real Estate Funding Inc., as Initial Note A-1-B Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-5 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of September 5, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Column Financial, Inc., as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of September 5, 2017, by and between Bank of America, N.A., as Note A-1 Holder and Note A-2 Holder, Citi Real Estate Funding Inc., as Note A-3-1 Holder, Note A-3-2 Holder and Note A-4 Holder, and Barclays Bank PLC, as (Note A-5-1 Holder, Note A-5-2 Holder, Note A-6 Holder and Note A-7 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of July 13, 2017, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Wells Fargo Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of August 29, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, Deutsche Bank AG, New York Branch, as Note A-2 Holder, Deutsche Bank AG, New York Branch, as Note A-3 Holder and Deutsche Bank AG, New York Branch, as Note A-4 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of July 31, 2017, among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-B Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-C Holder, Wells Fargo Bank, National Association, as Initial Note A-2-A Holder and Wells Fargo Bank, National Association, as Initial Note A-2-B Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         National Cooperative Bank, N.A., as NCB Master Servicer

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 33.2)

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Pentalpha Surveillance LLC, as Operating Advisor

33.9         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10       National Tax Search, LLC, as Servicing Function Participant

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the 222 Second Street Mortgage Loan (see Exhibit 33.1)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the 222 Second Street Mortgage Loan (see Exhibit 33.3)

33.13       Wilmington Trust, National Association, as Trustee of the 222 Second Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the 222 Second Street Mortgage Loan (see Exhibit 33.6)

33.15       Wells Fargo Bank, National Association, as Custodian of the 222 Second Street Mortgage Loan (see Exhibit 33.7)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the 222 Second Street Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 33.9)

33.18       National Tax Search, LLC, as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the University Center Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the University Center Chicago Mortgage Loan (see Exhibit 33.6)

33.23       Wells Fargo Bank, National Association, as Custodian of the University Center Chicago Mortgage Loan (see Exhibit 33.7)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the University Center Chicago Mortgage Loan (see Exhibit 33.8)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 33.9)

33.26       National Tax Search, LLC, as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 33.10)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 33.3)

33.29       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Building Exchange Mortgage Loan (see Exhibit 33.6)

33.31       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 33.7)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 33.8)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.9)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 33.10)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.1)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 33.3)

33.37       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 33.6)

33.39       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.8)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.9)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.10)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.1)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.3)

33.45       Wilmington Trust, National Association, as Trustee of the Raleigh Marriott City Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.6)

33.47       Wells Fargo Bank, National Association, as Custodian of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.7)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.8)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.9)

33.50       National Tax Search, LLC, as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 33.10)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.1)

33.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan

33.53       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 33.6)

33.55       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.7)

33.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.9)

33.57       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.10)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.1)

33.59       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 33.6)

33.62       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.7)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.8)

33.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.9)

33.65       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.10)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan (see Exhibit 33.1)

33.67       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Citibank, N.A., as Certificate Administrator of the 411 East Wisconsin Mortgage Loan

33.70       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 33.9)

33.72       National Tax Search, LLC, as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 33.10)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.1)

33.74       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan

33.75       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Citibank, N.A., as Certificate Administrator and Custodian of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.69)

33.77       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.8)

33.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.9)

33.79       National Tax Search, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.10)

33.80       U.S. Bank, National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

33.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place B4 Mortgage Loan (see Exhibit 33.6)

33.84       Wells Fargo Bank, National Association, as Custodian of the Moffett Place B4 Mortgage Loan (see Exhibit 33.7)

33.85       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place B4 Mortgage Loan (see Exhibit 33.8)

33.86       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Place B4 Mortgage Loan (see Exhibit 33.9)

33.87       National Tax Search, LLC, as Servicing Function Participant of the Moffett Place B4 Mortgage Loan (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         National Cooperative Bank, N.A., as NCB Master Servicer

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 34.2)

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Pentalpha Surveillance LLC, as Operating Advisor

34.9         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10       National Tax Search, LLC, as Servicing Function Participant

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the 222 Second Street Mortgage Loan (see Exhibit 34.1)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the 222 Second Street Mortgage Loan (see Exhibit 34.3)

34.13       Wilmington Trust, National Association, as Trustee of the 222 Second Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the 222 Second Street Mortgage Loan (see Exhibit 34.6)

34.15       Wells Fargo Bank, National Association, as Custodian of the 222 Second Street Mortgage Loan (see Exhibit 34.7)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the 222 Second Street Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 34.9)

34.18       National Tax Search, LLC, as Servicing Function Participant of the 222 Second Street Mortgage Loan (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the University Center Chicago Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the University Center Chicago Mortgage Loan (see Exhibit 34.6)

34.23       Wells Fargo Bank, National Association, as Custodian of the University Center Chicago Mortgage Loan (see Exhibit 34.7)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the University Center Chicago Mortgage Loan (see Exhibit 34.8)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 34.9)

34.26       National Tax Search, LLC, as Servicing Function Participant of the University Center Chicago Mortgage Loan (see Exhibit 34.10)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 34.3)

34.29       Wilmington Trust, National Association, as Trustee of the Westin Building Exchange Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Building Exchange Mortgage Loan (see Exhibit 34.6)

34.31       Wells Fargo Bank, National Association, as Custodian of the Westin Building Exchange Mortgage Loan (see Exhibit 34.7)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Westin Building Exchange Mortgage Loan (see Exhibit 34.8)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.9)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Westin Building Exchange Mortgage Loan (see Exhibit 34.10)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.1)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 34.3)

34.37       Wilmington Trust, National Association, as Trustee of the Mall of Louisiana Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 34.6)

34.39       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.8)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.9)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.10)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.1)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.3)

34.45       Wilmington Trust, National Association, as Trustee of the Raleigh Marriott City Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.6)

34.47       Wells Fargo Bank, National Association, as Custodian of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.7)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.8)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.9)

34.50       National Tax Search, LLC, as Servicing Function Participant of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 34.10)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.1)

34.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan

34.53       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan (see Exhibit 34.6)

34.55       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.7)

34.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.9)

34.57       National Tax Search, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.10)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.1)

34.59       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 34.6)

34.62       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.7)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.8)

34.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.9)

34.65       National Tax Search, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.10)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan (see Exhibit 34.1)

34.67       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Citibank, N.A., as Certificate Administrator of the 411 East Wisconsin Mortgage Loan

34.70       Trimont Real Estate Advisors, LLC, as Operating Advisor of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 34.9)

34.72       National Tax Search, LLC, as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 34.10)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.1)

34.74       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan

34.75       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Citibank, N.A., as Certificate Administrator and Custodian of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.69)

34.77       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.8)

34.78       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.9)

34.79       National Tax Search, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.10)

34.80       U.S. Bank, National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

34.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Moffett Place B4 Mortgage Loan (see Exhibit 34.6)

34.84       Wells Fargo Bank, National Association, as Custodian of the Moffett Place B4 Mortgage Loan (see Exhibit 34.7)

34.85       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place B4 Mortgage Loan (see Exhibit 34.8)

34.86       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Place B4 Mortgage Loan (see Exhibit 34.9)

34.87       National Tax Search, LLC, as Servicing Function Participant of the Moffett Place B4 Mortgage Loan (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 222 Second Street Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the 222 Second Street Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the 222 Second Street Mortgage Loan (see Exhibit 35.5)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the University Center Chicago Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the University Center Chicago Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the University Center Chicago Mortgage Loan (see Exhibit 35.5)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Westin Building Exchange Mortgage Loan (see Exhibit 35.5)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Mall of Louisiana Mortgage Loan (see Exhibit 35.5)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 35.3)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Raleigh Marriott City Center Mortgage Loan (see Exhibit 35.5)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan

35.22       AEGON USA Realty Advisors, LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the General Motors Building Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan

35.25       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the First Stamford Place Mortgage Loan (see Exhibit 35.5)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan

35.28       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Citibank, N.A., as Certificate Administrator of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan

35.31       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Citibank, N.A., as Certificate Administrator of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.35  Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Place B4 Mortgage Loan (see Exhibit 35.5)

99.1         Mortgage Loan Purchase Agreement, dated as of September 19, 2017, between Wells Fargo Bank, National Association, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of September 19, 2017, between Morgan Stanley Mortgage Capital Holdings LLC, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of September 19, 2017, between Bank of America, National Association, as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.3to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of September 19, 2017, between National Cooperative Bank, N.A., as seller, and Wells Fargo Commercial Mortgage Securities, Inc., as purchaser (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein)