Form 10-K
period 2023-12-31
BANK 2017-BNK7
filed 2024-03-22
CIK 1714679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The 222 Second Street Mortgage Loan, the University Center Chicago Mortgage Loan, the Westin Building Exchange Mortgage Loan and the Mall of Louisiana Mortgage Loan, which constituted approximately 9.1%, 7.1%, 5.6% and 5.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 222 Second Street Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the University Center Chicago Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Westin Building Exchange Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Mall of Louisiana Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the 222 Second Street Mortgage Loan, the University Center Chicago Mortgage Loan, the Westin Building Exchange Mortgage Loan and the Mall of Louisiana Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Raleigh Marriott City Center Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which National Cooperative Bank, N.A. is the master servicer) and the primary servicer of the General Motors Building Mortgage Loan, the First Stamford Place Mortgage Loan, the 411 East Wisconsin Mortgage Loan and the Corporate Woods Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the General Motors Building Mortgage Loan, the First Stamford Place Mortgage Loan, the 411 East Wisconsin Mortgage Loan, the Corporate Woods Portfolio Mortgage Loan and the Moffett Place B4 Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the First Stamford Place Mortgage Loan, LNR Partners, LLC as special servicer of the 411 East Wisconsin Mortgage Loan, Deutsche Bank Trust Company Americas as custodian of the 411 East Wisconsin Mortgage Loan, BellOak, LLC as operating advisor of the 411 East Wisconsin Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Moffett Place B4 Mortgage Loan and special servicer of the Moffett Place B4 Mortgage Loan prior to May 10, 2023 and K-Star Asset Management LLC as special servicer of the Moffett Place B4 Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Green Loan Services LLC as special servicer of the General Motors Building Mortgage Loan, CWCapital Asset Management LLC as special servicer of the First Stamford Place Mortgage Loan, LNR Partners, LLC as special servicer of the 411 East Wisconsin Mortgage Loan, KeyBank National Association as special servicer of the Corporate Woods Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Moffett Place B4 Mortgage Loan and as special servicer of the Moffett Place B4 Mortgage Loan prior to May 10, 2023 and K-Star Asset Management LLC as special servicer of the Moffett Place B4 Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee and as custodian, and Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing.  On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, all of plaintiffs’ claims were dismissed with prejudice. On April 26, 2023, the United States Court of Appeals for the Second Circuit affirmed the court’s summary judgment order.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  Discovery is ongoing.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.13         Agreement Between Note Holders, dated as of August 29, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of September 28, 2017, by and between Deutsche Bank AG, New York Branch, as Note A-1 Holder, Deutsche Bank AG, New York Branch, as Note A-2 Holder, Deutsche Bank AG, New York Branch, as Note A-3 Holder and Wells Fargo Bank, National Association, as Note A-4 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of July 31, 2017, among JPMorgan Chase Bank, National Association, as Initial Note A-1-A Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-B Holder, JPMorgan Chase Bank, National Association, as Initial Note A-1-C Holder, Wells Fargo Bank, National Association, as Initial Note A-2-A Holder and Wells Fargo Bank, National Association, as Initial Note A-2-B Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on September 28, 2017 under Commission File No. 333-206677-18 and incorporated by reference herein).

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

33.36       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 33.7)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 33.8)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 33.9)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 33.1)

33.41       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan

33.42       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 33.7)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 33.9)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 33.1)

33.47       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 33.7)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 33.8)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 33.9)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan (see Exhibit 33.1)

33.54       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       BellOak, LLC, as Operating Advisor of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 33.9)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.1)

33.59       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan

33.60       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.8)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 33.9)

33.64       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

33.67       K-Star Asset Management LLC, as Special Servicer of the Moffett Place B4 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Trustee of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of the Moffett Place B4 Mortgage Loan (see Exhibit 33.7)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place B4 Mortgage Loan (see Exhibit 33.8)

33.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

34.36       Wells Fargo Bank, National Association, as Custodian of the Mall of Louisiana Mortgage Loan (see Exhibit 34.7)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the Mall of Louisiana Mortgage Loan (see Exhibit 34.8)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall of Louisiana Mortgage Loan (see Exhibit 34.9)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 34.1)

34.41       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan

34.42       Wilmington Trust, National Association, as Trustee of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the General Motors Building Mortgage Loan (see Exhibit 34.7)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the General Motors Building Mortgage Loan (see Exhibit 34.9)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 34.1)

34.47       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wilmington Trust, National Association, as Trustee of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the First Stamford Place Mortgage Loan (see Exhibit 34.7)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the First Stamford Place Mortgage Loan (see Exhibit 34.8)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the First Stamford Place Mortgage Loan (see Exhibit 34.9)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan (see Exhibit 34.1)

34.54       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       BellOak, LLC, as Operating Advisor of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the 411 East Wisconsin Mortgage Loan (see Exhibit 34.9)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.1)

34.59       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan

34.60       Wilmington Trust, National Association, as Trustee of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Citibank, N.A., as Custodian of the Corporate Woods Portfolio Mortgage Loan

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.8)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 34.9)

34.64       U.S. Bank National Association, as Servicing Function Participant of the Corporate Woods Portfolio Mortgage Loan

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

34.67       K-Star Asset Management LLC, as Special Servicer of the Moffett Place B4 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Trustee of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of the Moffett Place B4 Mortgage Loan (see Exhibit 34.7)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Place B4 Mortgage Loan (see Exhibit 34.8)

34.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Westin Building Exchange Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Mall of Louisiana Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the General Motors Building Mortgage Loan (see Exhibit 35.1)

35.16       Green Loan Services LLC, as Special Servicer of the General Motors Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the First Stamford Place Mortgage Loan (see Exhibit 35.1)

35.18       CWCapital Asset Management LLC, as Special Servicer of the First Stamford Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 411 East Wisconsin Mortgage Loan (see Exhibit 35.1)

35.20       LNR Partners, LLC, as Special Servicer of the 411 East Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Corporate Woods Portfolio Mortgage Loan (see Exhibit 35.1)

35.22       KeyBank National Association, as Special Servicer of the Corporate Woods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place B4 Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place B4 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.25       K-Star Asset Management LLC, as Special Servicer of the Moffett Place B4 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 22, 2024